Form 10-K405
period 1997-12-31
IMC HOME EQUITY LOAN TRUST 1997-7
filed 1998-03-31
CIK 1050726

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______.

                       Commission File Number 333-24455-03
                                              ------------

                        IMC HOME EQUITY LOAN TRUST 1997-7
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                         13-3985672
    --------------------------------                      ----------------------
     (State of other jurisdiction of                         (I.R.S. Employer
      Incorporation or organization)                        Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                               10001-2697
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (813) 984-8801
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered:

            None                                       None
   -----------------------            ------------------------------------------

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No    .
                                             ---      ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                      Not Applicable

Documents Incorporated by Reference:
                                      Not Applicable

                        IMC HOME EQUITY LOAN TRUST 1997-7
                                      INDEX

                                                                                   Page
                                                                                   ----
PART I .........................................................................     3
      ITEM 1   -  BUSINESS .....................................................     3
      ITEM 2   -  PROPERTIES ...................................................     3
      ITEM 3   -  LEGAL PROCEEDINGS  ...........................................     3
      ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS ............................................................     3

PART II ........................................................................     3
      ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS ........................................     3
      ITEM 6   -  SELECTED FINANCIAL DATA ......................................     3
      ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......................     3
      ITEM 7A   - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ........................................................     4
      ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................     4
      ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE  ............................     4

PART III........................................................................     4
      ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT .........................................................     4
      ITEM 11  -  EXECUTIVE COMPENSATION .......................................     4
      ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT ..............................................     4
      ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS .......................................................     9

PART IV ........................................................................     9
      ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K ................................................     9

SIGNATURES    ..................................................................    10
INDEX TO EXHIBITS ..............................................................    11

                                     PART I

ITEM 1 - BUSINESS

            Not Applicable

ITEM 2 - PROPERTIES

            Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Trust 1997-7 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated November 1, 1997, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and IMC Mortgage Company, as servicer (the "Servicer"); the Trustee; the Depositor or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

            To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

            All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A- 4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates and Class A-9IO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of February 19, 1997, there were 12 holders of the Class A-1 Certificates, 3 holders of the Class A-2 Certificates, 4 holders of the Class A-3 Certificates, 10 holders of the Class A-4 Certificates, 10 holders of the Class A-5 Certificates, 1 holder of the Class A-6 Certificates, 1 holders of the Class A-7 Certificates, 20 holders of the Class A-8 Certificates and 1 holder of the Class A-9IO Certificates.

ITEM 6   -  SELECTED FINANCIAL DATA

            Not Applicable

ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            Not Applicable

ITEM 7A   - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable

ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $601,527.16.

ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between IMC Mortgage Company (the "Issuer") and its accountants.

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

            Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

DTC Participant Number
(Name and Address below)                         Principal Amount               % of Class
------------------------                         ----------------               ----------
Class A-1
  903                                            $    40,800,000                     15.99%
  908                                            $    16,700,000                      6.55%
 2827                                            $    54,500,000                     21.36%
 2761                                            $    26,000,000                     10.19%
  997                                            $    84,740,000                     33.21%

Class A-2
  901                                            $11,000,000                      9.75%
  903                                            $15,000,000                     13.30%
  930                                            $86,820,000                     76.95%


Class A-3
  901                                            $12,000,000                      9.93%
  352                                            $23,840,000                     19.73%
 2834                                            $80,000,000                     66.20%


Class A-4
  352                                            $32,310,000                     72.92%
 2251                                            $ 5,000,000                     11.28%


Class A-5
  902                                            $10,600,000                     14.91%
  930                                            $ 6,000,000                      8.44%
  908                                            $ 9,000,000                     12.66%
 2108                                            $ 6,800,000                      9.56%
   50                                            $ 7,000,000                      9.85%
 2669                                            $18,900,000                     26.58%
 2450                                            $ 7,000,000                      9.85%


Class A-6
  997                                            $61,770,000                       100%


Class A-7
  997                                            $54,775,000                       100%


Class A-8
 2130                                            $ 3,000,000                      5.53%
  954                                            $ 8,600,000                     15.85%
 2316                                            $ 9,795,000                     18.06%
  997                                            $20,645,000                     38.06%


Class A-9IO
  997                                            $54,775,000                       100%


DTC Participant Number                          Name and Address
----------------------                          ----------------
10                                              Brown Brothers Harriman & Co.
                                                63 Wall Street, 8th Floor
                                                New York, NY 10005

30                      Prudential Securities Incorporated
                        Issuer Services c/o ADP Proxy Services
                        51 Mercedes Way
                        Edgewood, NY  11717
50                      Morgan Stanley & Co. Incorporated
                        One Pierrepont Plaza, 7th Floor
                        Brooklyn, NY  11201
187                     Chase Securities Inc.
                        55 Water Street, Room 434
                        New York, NY  10041
274                     Salomon Brothers Inc.
                        8800 Hidden River Parkway
                        Tampa, FL  33637
352                     Bear Stearns Securities Corp.
                        One Metrotech Center North, 4th Floor
                        Brooklyn, NY 11201-3862
418                     Smith Barney Inc.
                        333 W. 34th Street
                        New York, NY  10001
498                     Deutsche Morgan Grenfell Inc.
                        Issuer Services c/o ADP Proxy Services
                        51 Mercedes Way
                        Edgewood, NY  11717
652                     PWI CMO Account
                        1000 Harbor Blvd., 8th Floor
                        Weehawken, NJ  07087
667                     Daiwa Securities Trust Company
                        One Evertrust Plaza
                        Jersey City, NJ  07302
901                     Bank of New York
                        925 Patterson Plank Rd.
                        Secaucus, NJ 07094
902                     Chase Manhattan Bank
                        Trim Supervisor 13th Floor
                        4 New York Plaza
                        New York, NY 10004
903                     Bankers Trust Company
                        c/o BT Services Tennessee, Inc.
                        648 Grassmere Park Drive
                        Nashville, TN 37211
908                     Citicorp Services, Inc.
                        P.O. Box 30576
                        Tampa, FL 33630-3576
929                     First Union National Bank
                        401 South Tryon Street
                        Charlotte, NC 28288
930                     Chase Manhattan Bank/Chemical
                        Proxy Department 13th Floor
                        4 New York Plaza
                        New York, NY 10004
937                     Fiduciary Trust Company International
                        Two World Trade Center, 96th Floor
                        New York, NY  10048-0772

954                     Boston Safe Deposit & Trust Co.
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center,Room 153-3015
                        Pittsburgh, PA 15259
987                     Fiduciary SSB
                        108 Myrtle Street
                        Newport Office Bldg.
                        N. Quincy, MA  02171
991                     Central Fidelity Bank
                        P.O. Box 27602
                        5th Floor Vault
                        Richmond, VA  23261
997                     SSB-Custodian
                        Global Corp Action Dept JAB5W
                        P.P. Box 1631
                        Boston, MA 02105-1631
2027                    Norwest Bank Minnesota, NA
                        733 Marquette Avenue
                        Minneapolis, MN  55479-0056
2108                    Comerica Bank
                        Cap.Chg./Proxy 7CBB/MC 3530
                        Detroit, MI  48275-3530
2116                    Fifth Third Bank (The)
                        Dept. 00850 - Proxy
                        38 Fountain Square Plaza
                        Cincinnati, OH 45263
2128                    First National Bank of Maryland
                        Trust Division-Operations Dept. 101-62
                        25 S. Charles Street
                        Baltimore, MD  21201
2130                    Bank of America Personal Trust
                        Proxy Unit #38432
                        555 S. Flower Street, Level C
                        Los Angeles, CA  90071
2145                    Union Bank Of California, N.A.
                        Safekeeping Department
                        475 Sansome Street, 11th Floor
                        San Francisco, CA  94145
2163                    Corestates Bank, N.A.
                        P.O. Box 7618 F.C. #1-9-1-21
                        Philadelphia, PA  19106-7618
2203                    Republic National Bank of NY Investment Account
                        One Hanson Place, Lower Level
                        Brooklyn, NY  11243
2215                    Wilmington Trust Company
                        Rodney Square North
                        1100 North Market Street
                        Wilmington, DE  19890-0001
2219                    Star, Bank, National Association, Cincinnati
                        P.O. Box 1118
                        Mail Location 6120
                        Cincinnati, OH  45201-1118

2251                    Lasalle National Bank
                        Issuer Services c/o ADP Proxy Services
                        51 Mercedes Way
                        Edgewood, NY  11717
2260                    Chase Manhattan Bank/Salomon
                        4 New York Plaza, 21st Floor
                        New York, NY 10004
2316                    National City Bank
                        1900 East 9th Street
                        Cleveland, Ohio 44114
2339                    BNY/ITC - Dealers Clearance Special
                        C/O N.A. Schapiro & Co. IN.
                        One Chase Manhattan Plaza, 58th Floor
                        New York, NY  10005
2424                    Custodial Trust Company
                        101 Carnegie Center
                        Princeton, NJ  08540
2438                    The Bank of New York/Western Trust Company
                        One Wall Street
                        New York, NY  10286
2450                    UMB Bank, NA
                        P.O. Box 419260
                        Kansas City, MO  64141-6260
2616                    PNC Bank, National Association
                        1835 Market Street
                        11 Penn Center, 15th Floor
                        Philadelphia, PA  19103
2669                    Northern Trust Company
                        801 S. Canal C-In
                        Chicago, IL 60607
2761                    Morgan Stanley Trust Company
                        Investor Communications Services
                        51 Mercedes Way
                        Edgewood, NY  11717
2827                    Investors Fiduciary Trust Company/SSB
                        Global Corp Action Dept JAB5W
                        P.O. Box 1631
                        Boston, MA  02105-1631
2834                    PNC Bank, N.A./Pittsburgh
                        One PNC Plaza, 9th Floor, 249 5th Avenue
                        Pittsburgh, PA 15222-7707
5132                    Merrill Lynch, Pierce, Fenner & Smith, Inc. - Debt SEC
                        4 Corporate Place
                        Corporate Park 287
                        Piscataway, NJ 08855

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      [None]

                                     Part IV

ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a) The following documents are filed as part of this report:

      1.          Financial Statements:

                  Not applicable.

      2.          Financial Statement Schedules:

                  Not applicable.

      3.          Exhibits:

                   EXHIBIT NO.                        DESCRIPTION
                   ----------                         -----------
                        99.1            Statement of Compliance of the Servicer.


                        99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                        99.3            Annual compilation of Monthly Trustee's
                                        Statement.

(b) Reports on Form 8-K

2 reports on Form 8-K have been filed by the issuer during the period covered by this report.

DATE OF REPORTS ON FORM 8-K                                              ITEMS REPORTED/FINANCIAL
                                                                             STATEMENTS FILED
December 22, 1997                                              Trustee's Monthly Report for the November
                                                               Monthly Period.

January 20, 1998                                               Trustee's Monthly Report for the December
                                                               Monthly Period.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                By:   IMC Securities, Inc.,
                                As Depositor

                                      By: /s/ Thomas G. Middleton
                                          --------------------------------------
                                      Name:  Thomas G. Middleton
                                      Title: President, Chief Operating Officer,
                                             Assistant Secretary and Director


                                      By: /s/ Stuart D. Marvin
                                          --------------------------------------
                                      Name: Stuart D. Marvin
                                      Title: Chief Financial Officer


Date: March 28, 1998

                                INDEX TO EXHIBITS
                                -----------------
                                   Item 14(C)


         EXHIBIT NO.                                   DESCRIPTION
         -----------                                   -----------
                99.1                  Statement of Compliance of the Servicer.


                99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                99.3                  Annual compilation of Monthly Trustee's
                                      Statement.

                                      -11-